Form 10-Q
period 2022-06-30
Maxpro Capital Acquisition Corp.
filed 2022-08-11
CIK 1874259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 10,840,025 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Statements of Operations for the three and six months ended June 30, 2022 and for the Period from June 2, 2021 (inception) through June 30, 2021	2

	Unaudited Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the Period from June 2, 2021 (inception) through June 30, 2021	3

	Unaudited Statements of Cash Flows for the three and six months ended June 30, 2022 and for the Period from June 2, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MAXPRO CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$279,269	$598,957
Prepaid expenses and other current assets	91,404	153,986
Total Current Assets	370,673	752,943

Marketable securities held in Trust Account	105,191,969	105,060,686
Total Assets	$105,562,642	$105,813,629

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$376,162	$34,195
Total Current Liabilities	376,162	34,195

Deferred underwriting commission	3,622,500	3,622,500

Total Liabilities	3,998,662	3,656,695

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 10,350,000 shares (at $10.15 per share)	105,052,500	105,052,500

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 490,025 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	49	49
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,587,500 shares issued and outstanding	259	259
Additional paid-in capital	—	—
Accumulated deficit	(3,488,828)	(2,895,874)
Total Shareholders’ Deficit	(3,488,520)	(2,895,566)
Total Liabilities and Shareholders’ Deficit	$105,562,642	$105,813,629

The accompanying notes are an integral part of the unaudited financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			June 2,
			2021
	For the	For the	(inception)
	Three Months Ended	Six Months Ended	through
	June 30, 2022	June 30, 2022	June 30, 2021
EXPENSES
Administrative fee - related party	30,000	60,000
General and administrative	353,854	713,220	1,445
TOTAL EXPENSES	383,854	773,220	1,445

OTHER INCOME
Investment income earned on investments held in the Trust Account	146,864	180,266	—
TOTAL OTHER INCOME	146,864	180,266	—

Net loss attributable to common stock	$(236,990)	$(592,954)	$(1,445)

Weighted average number of Class A common stock outstanding, basic and diluted	10,840,025	10,840,025	—
Basic and diluted net loss per Class A common stock	$(0.02)	$(0.04)	$—

Weighted average number of Class B common stock outstanding, basic and diluted	2,587,500	2,587,500	2,587,500
Basic and diluted net loss per Class B common stock	$(0.02)	$(0.04)	$—

The accompanying notes are an integral part of the unaudited financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND

FOR THE PERIOD FROM JUNE 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2021	490,025	$49	2,587,500	$259	$—	$(2,895,874)	$(2,895,566)

Net loss	—	—	—	—	—	(355,964)	(355,964)

Balance as of March 31, 2022	490,025	$49	2,587,500	$259	$—	$(3,251,838)	$(3,251,530)

Net loss	—	—	—	—	—	(236,990)	(236,990)

Balance as of June 30, 2022	490,025	$49	2,587,500	$259	$—	$(3,488,828)	$(3,488,520)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of June 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	2,587,500	259	24,741	—	25,000

Net loss	—	—	—	—	—	(1,445)	(1,445)

Balance as of June 30, 2021	—	$—	2,587,500	$259	$24,741	$(1,445)	$23,555
(1)	Includes an aggregate of up to 337,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The 337,500 Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

The accompanying notes are an integral part of the unaudited financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
	For the Six	From June 2, 2021
	Months Ended	(inception)
	June 30,	Through
	2022	June 30, 2021
Cash flows from operating activities
Net loss	$(592,954)	$(1,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(180,266)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62,582	—
Accounts payable and accrued expenses	341,967	1,430
Net cash used in operating activities	(368,671)	(15)

Cash flows from investing activities
Cash withdrawn from Trust Account	48,983	—
Net cash provided by investing activities	48,983	—

Cash flows from financing activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note	—	30,300
Net cash provided by financing activities	$—	$55,300

Net change in cash	(319,688)	55,285
Cash at beginning of period	598,957	—
Cash at end of period	$279,269	$55,285

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$83,050

The accompanying notes are an integral part of the unaudited financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

Notes to Unaudited Financial Statements

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 2, 2021 (inception) through June 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $105,191,969 and $105,060,686, respectively, in treasury investments held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $105,052,500 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,814,150 Class A common stock in the aggregate. As a result, diluted net loss per share of common stock is the same as basic net income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2022	June 30, 2022	June 30, 2022	June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(191,322)	$(45,668)	$(478,691)	$(114,263)
Denominator:
Basic and diluted weighted average common stock outstanding	10,840,025	2,587,500	10,840,025	2,587,500
Basic and diluted net loss per share of common stock	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

NOTE 5.     RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended December 31, 2021, the Sponsor purchased 2,587,500 of the Company’s Class B common stock (the “Founder Shares”) in exchange for $25,000. The Founder Shares include an aggregate of up to 337,500 shares subject to forfeiture to the extent that the underwriters’ overallotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The 337,500 Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter. On July 6, 2021, the Sponsor transferred 30,000 shares to Chen, Hong-Jung (Moses), 30,000 shares to Gau, Wey-Chuan (Albert), 10,000 shares to Chen, Yi-Kuei (Alex) and 10,000 shares to Wu, Soushan. On July 29, 2021 the Sponsor transferred 15,000 shares to Song, Yung-Fong (Ron) and 10,000 shares to Noha Georges. As of June 30, 2022 and December 31, 2021, the Sponsor owned 2,482,500 Founder Shares.

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

Promissory Note — Related Party

On June 30, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) October 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended December 31, 2021, the Company borrowed $108,666 and at the consummation of the Initial Public Offering paid $108,666. The Promissory Note is still outstanding, but the Company cannot draw against it. As of June 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred and paid fees of $30,000 and $60,000, respectively, pursuant to the agreement. No fees were incurred or paid for the period from June 2, 2021 (inception) to June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor deposited in October 2021 $1,552,500 into the Trust Account.

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

NOTE 7.     SHAREHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 490,025 shares of Class A common stock issued or outstanding. In addition, as of June 30, 2022 and December 31, 2021, there were 10,350,000 Class A common stock in temporary equity on the accompanying balance sheet.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 2,587,500 shares of Class B common stock issued and outstanding so that the number of Founder Shares equals 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

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

We presently have no revenue. All activities for the period from June 2, 2021 (inception) through June 30, 2022, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022 we had a net loss of $236,990 and $592,954 consisting primarily of operating costs partially offset by investment income.

For the period from June 2, 2021 (inception) through June 30, 2021 we had a net loss of $1,445 consisting primarily of operating costs.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash of $279,269 and $598,957, respectively.

For the six months ended June 30, 2022, the net change in cash was a decrease of $319,688. Cash used in operating activities was $368,671. Cash provided by investing activities was $48,983.

For the period from June 2, 2021 (inception) through June 30, 2021 the net change in cash was an increase of $55,285. Cash used in operating activities was $15. Cash provided by financing activities was $55,300.On October 13, 2021, we consummated the Public Offering of 10,350,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $103,500,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 464,150 Private Placement Units, at $10.00 per Private Placement Unit, to our sponsor, generating gross proceeds of $4,641,500. Approximately $990,311 of the proceeds is held in cash and available for our general use.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual obligations

As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2021, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 464,150 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,641,500. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Private Placement Units are identical to the Units, except that (a) the Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s initial business combination except to permitted transferees and (b) the warrants included as a component of the Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, (i) may be exercised by the holders on a cashless basis and (ii) will be entitled to registration rights.

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

MAXPRO CAPITAL ACQUISITION CORP.

Date: August 11, 2022	/s/ Chen, Hong - Jung (Moses)
	Name:	Chen, Hong - Jung (Moses)
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	/s/ Gau, Wey – Chuan (Albert)
	Name:	Gau, Wey – Chuan (Albert)
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)