Form 10-Q
period 2022-09-30
Maxpro Capital Acquisition Corp.
filed 2022-11-02
CIK 1874259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

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

As of November 1, 2022, there were 10,840,025 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”)

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Statements of Operations for the three and nine months ended September 30, 2022 and for the Period from June 2, 2021 (inception) through September 30, 2021	2

	Unaudited Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the Period from June 2, 2021 (inception) through September 30, 2021	3

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2022 and for the Period from June 2, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MAXPRO CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$134,110	$598,957
Marketable securities held in Trust Account	105,746,293	—
Prepaid expenses and other current assets	2,954	153,986
Total Current Assets	105,883,357	752,943

Marketable securities held in Trust Account	—	105,060,686
Total Assets	$105,883,357	$105,813,629

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$755,529	$34,195
Deferred underwriting commission	3,622,500	—
Total Current Liabilities	4,378,029	34,195

Deferred underwriting commission	—	3,622,500
Total Liabilities	4,378,029	3,656,695

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 10,350,000 shares (at $10.20 and $10.15 per share)	105,596,147	105,052,500

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 490,025 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	49	49
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,587,500 shares issued and outstanding	259	259
Additional paid-in capital	—	—
Accumulated deficit	(4,091,127)	(2,895,874)
Total Shareholders’ Deficit	(4,090,819)	(2,895,566)
Total Liabilities and Shareholders’ Deficit	$105,883,357	$105,813,629

The accompanying notes are an integral part of the unaudited financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

				Period from
				June 2,
				2021
	For the	For the	For the	(inception)
	Three Months Ended	Three Months Ended	Nine Months Ended	Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
EXPENSES
Administrative fee - related party	30,000	—	90,000	—
General and administrative	582,976	4,383	1,296,196	5,828
TOTAL EXPENSES	612,976	4,383	1,386,196	5,828

OTHER INCOME
Investment income earned on investments held in the Trust Account	554,324	—	734,590	—
TOTAL OTHER INCOME	554,324	—	734,590	—

Net loss attributable to common stock	$(58,652)	$(4,383)	$(651,606)	$(5,828)

Weighted average number of Class A common stock outstanding, basic and diluted	10,840,025	—	10,840,025	—
Basic and diluted net loss per Class A common stock	$(0.00)	$—	$(0.05)	$—

Weighted average number of Class B common stock outstanding, basic and diluted	2,587,500	2,587,500	2,587,500	2,587,500
Basic and diluted net loss per Class B common stock	$(0.00)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

FOR THE PERIOD FROM JUNE 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2021	490,025	$49	2,587,500	$259	$—	$(2,895,874)	$(2,895,566)

Net loss	—	—	—	—	—	(355,964)	(355,964)

Balance as of March 31, 2022	490,025	49	2,587,500	259	—	(3,251,838)	(3,251,530)

Net loss	—	—	—	—	—	(236,990)	(236,990)

Balance as of June 30, 2022	490,025	49	2,587,500	259	—	(3,488,828)	(3,488,520)

Net loss						(58,652)	(58,652)

Remeasurement of common stock subject to possible redemption						(543,647)	(543,647)

Balance as of September 30, 2022	490,025	$49	2,587,500	$259	$—	$(4,091,127)	$(4,090,819)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of June 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	2,587,500	259	24,741	—	25,000

Net loss	—	—	—	—	—	(1,445)	(1,445)

Balance as of June 30, 2021	—	—	2,587,500	259	24,741	(1,445)	23,555

Net loss	—	—	—	—	—	(4,383)	(4,383)

Balance as of September 30, 2021	—	$—	2,587,500	$259	$24,741	$(5,828)	$19,172
(1)	Includes an aggregate of up to 337,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The 337,500 Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

The accompanying notes are an integral part of the unaudited financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
	For the Nine	From June 2, 2021
	Months Ended	(inception)
	June 30,	Through
	2022	September 30, 2021
Cash flows from operating activities
Net loss	$(651,606)	$(5,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(734,590)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	151,032	(939)
Accounts payable and accrued expenses	721,334	1,430
Net cash used in operating activities	(513,830)	(5,337)

Cash flows from investing activities
Cash withdrawn from Trust Account	48,983	—
Net cash provided by investing activities	48,983	—

Cash flows from financing activities
Deferred offering costs		(72,546)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note	—	68,791
Net cash provided by financing activities	$—	$21,245

Net change in cash	(464,847)	15,908
Cash at beginning of period	598,957	—
Cash at end of period	$134,110	$15,908

Non-cash financing activities:
Deferred offering costs included in sponsor note	$—	$39,875
Remeasurement of Class A common stock subject to redemption	$543,647	$—
Deferred offering costs included in accrued offering costs	$—	$159,019

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from June 2, 2021 (inception) through September 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On September 14, 2022, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Apollomics Inc., a Cayman Islands exempted company (“Apollomics”), and Project Max SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Apollomics (“Merger Sub”). The Closing is expected to occur in the first quarter of 2023.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $105,746,293 and $105,060,686, respectively, in treasury investments held in the Trust Account. The Company's investments held in the Trust Account are comprised of U.S. government securities and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $105,596,147 and $105,052,500 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The change of $543,647 is due to remeasurement, which is recorded in shareholders' deficit.

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

The following table reflects the calculation of basic and diluted net loss per share of common stock.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Ended
	September 30, 2022	September 30, 2022	September 30, 2022	September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(47,350)	$(11,302)	$(526,041)	$(125,565)
Denominator:
Basic and diluted weighted average common stock outstanding	10,840,025	2,587,500	10,840,025	2,587,500
Basic and diluted net loss per share of common stock	$(0.00)	$(0.00)	$(0.05)	$(0.05)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 5.     RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended December 31, 2021, the Sponsor purchased 2,587,500 of the Company’s Class B common stock (the “Founder Shares”) in exchange for $25,000. The Founder Shares include an aggregate of up to 337,500 shares subject to forfeiture to the extent that the underwriters’ overallotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The 337,500 Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter. On July 6, 2021, the Sponsor transferred 30,000 shares to Chen, Hong-Jung (Moses), 30,000 shares to Gau, Wey-Chuan (Albert), 10,000 shares to Chen, Yi-Kuei (Alex) and 10,000 shares to Wu, Soushan. On July 29, 2021 the Sponsor transferred 15,000 shares to Song, Yung-Fong (Ron) and 10,000 shares to Noha Georges. As of September 30, 2022 and December 31, 2021, the Sponsor owned 2,482,500 Founder Shares.

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

Promissory Note — Related Party

On June 30, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) October 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended December 31, 2021, the Company borrowed $108,666 and at the consummation of the Initial Public Offering paid $108,666. The Promissory Note is still outstanding, but the Company cannot draw against it. As of September 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred and paid fees of $30,000 and $90,000, respectively, pursuant to the agreement. No fees were incurred or paid for the period from June 2, 2021 (inception) to September 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans. On October 13, 2022 the Company issued a Working Capital Loan to the Sponsor in the amount of $1,035,000. See Note 8.

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

NOTE 7.     SHAREHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 490,025 shares of Class A common stock issued or outstanding. In addition, as of September 30, 2022 and December 31, 2021, there were 10,350,000 Class A common stock in temporary equity on the accompanying balance sheet.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 2,587,500 shares of Class B common stock issued and outstanding so that the number of Founder Shares equals 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8.     SUBSEQUENT EVENTS

On October 13, 2022, the Company issued a promissory note (the "Note") in the principal amount of $1,035,000 to the Sponsor in connection with the Extension (as defined below). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company's initial business combination is consummated and (ii) the liquidation of the Company on or before January 13, 2023 (unless extended to April 13, 2023 in connection with a second three-month extension pursuant to the Company's governing documents, or such later liquidation date as may be approved by the Company's stockholders). At the election of the Sponsor, the unpaid principal amount of the Note may be converted into units of the Company (the "Conversion Units") and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

On October 14, 2022, the Sponsor deposited an additional payment in the aggregate amount of $1,035,000 (representing $0.10 per public share) (the "Extension Payment") into the Company's trust account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from October 13, 2022 to January 13, 2023 (the "Extension"). The Extension is the first of two three-month extensions permitted under the Company's governing documents and provides the Company with additional time to complete its initial business combination.

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

We presently have no revenue. All activities for the period from June 2, 2021 (inception) through September 30, 2022, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Recent Developments

Business Combination Agreement

On September 14, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among us, Apollomics Inc., a Cayman Islands exempted company (“Apollomics”), and Project Max SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Apollomics (“Merger Sub”). The transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, on the date of the closing of the Business Combination (the “Closing”), Merger Sub will merge with and into us, with us continuing as the surviving company (the “Merger”), as a result of which we will become a wholly-owned subsidiary of Apollomics. The Closing is expected to occur in the first quarter of 2023.

Upon the Closing, (i) each then issued and outstanding share of Class B common stock, par value $0.0001 per share (each, a “Founder Share”), will be converted into one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and (ii) then each share of Class A Common Stock that is issued and outstanding and has not been redeemed will be converted into the right to receive one Apollomics ordinary share designated as Class A ordinary share in Apollomics’ organizational documents, par value $0.0001 per Class A share (each, a “Post-Closing Apollomics Class A Ordinary Share”, and together with Post-Closing Apollomics Class B Ordinary Shares, “Post-Closing Apollomics Ordinary Shares”).

Each outstanding warrant to purchase Class A Common Stock (each, a “Warrant”) will become a warrant of Apollomics to purchase Post-Closing Apollomics Class A Ordinary Shares, with each such warrant exercisable for the number of Post-Closing Apollomics Class A Ordinary Shares the holder of such Warrant would have received in the Business Combination if it exercised such Warrant immediately prior to the Business Combination.

Ancillary Agreements

Sponsor Support Agreement

On September 14, 2022, concurrently with the execution of the Business Combination Agreement, we also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Apollomics, MP One Investment LLC, a Delaware limited liability company (the “Sponsor”), and our directors and officers (the “Insiders” and together with the Sponsor, the “Sponsor Parties” and individually, a “Sponsor Party”), pursuant to which, among other things, the Sponsor Parties will agree to vote any of the shares of Common Stock held by them in favor of the Business Combination and to comply with their obligations under the Letter Agreement that the Sponsor Parties entered into on October 7, 2021 in connection with the consummation of our initial public offering, including the obligation to not redeem any such shares at the special meeting of stockholders to be held in connection with the Business Combination.

In addition, each of the Sponsor Parties agreed not to transfer any of its shares of Common Stock or Warrants without the prior written consent of Apollomics, until the earliest of (i) the Closing, (ii) the termination of the Business Combination Agreement and (iii) the liquidation of the Company.

Furthermore, each Sponsor Party agreed to forfeit such number of Founder Shares that it owns as of immediately before the Closing, that would be necessary so that, immediately after giving effect to the Merger and any PIPE Financing, the Sponsor Parties collectively own a number of Post-Closing Apollomics Ordinary Shares equal to 2.75% of the sum of (i) the Post-Closing Apollomics Ordinary Shares that are issued pursuant to the Merger, (ii) the Post-Closing Apollomics Ordinary Shares issued and outstanding immediately after the Share Split, (iii) the Post-Closing Apollomics Ordinary Shares exercisable on a “gross” basis from the vested Apollomics options issued and outstanding immediately after the Share Split and (iv) the Apollomics Ordinary Shares and/or Apollomics Preferred Shares, if any, issued pursuant to private placement financing arranged by the Company.

Lock-Up Agreement

On September 14, 2022, concurrently with the execution of the Business Combination Agreement, Apollomics and each of the Sponsor Parties entered into a lock-up agreement (the “Lock-Up Agreement”) with respect to Apollomics Ordinary Shares held by the Sponsor Parties immediately following the Closing (the “Lock-Up Shares”), pursuant to which, each Sponsor Party agreed not transfer any Lock-Up Shares for a period of six (6) months after the Closing, on the terms and subject to the conditions set forth in the Lock-Up Agreement. The Lock-up Agreement will become effective only at the Closing. Each holder of Apollomics Ordinary Shares immediately prior to the Closing will receive Post-Closing Apollomics Class B Ordinary Shares, which are subject to a six-month lock-up on the same terms as the Lock-Up Agreement.

Qualified Summary

The sections above describing the Business Combination Agreement, the Sponsor Support Agreement and the Lock-Up Agreement do not purport, and are not intended, to describe all of the terms and conditions thereof. The foregoing summary is qualified in its entirety by reference to the complete text of the Business Combination Agreement, the Sponsor Support Agreement and the Lock-Up Agreement, copies of each of which are attached hereto as Exhibits 2.1, 10.1 and 10.2, respectively.

For more information relating to the eBusiness Combination and the agreements described above, please see the Form 8-K filed by the Company on September 14, 2022.

Extensions and Extension Note

On October 14, 2022, the Sponsor deposited an additional payment in the aggregate amount of $1,035,000 (representing $0.10 per public share) (the “Extension Payment”) into the Company's trust account for its public stockholders. This deposit enables Maxpro to extend the date by which Maxpro has to complete its initial business combination from October 13, 2022 to January 13, 2023 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company's governing documents and provides Maxpro with additional time to complete its Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022 we had a net loss of $58,652 and $651,606 consisting primarily of operating costs partially offset by investment income.

For the period from June 2, 2021 (inception) through September 30, 2021 we had a net loss of $5,828 consisting primarily of operating costs.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash of $134,110 and $598,957, respectively.

For the nine months ended September 30, 2022, the net change in cash was a decrease of $464,847. Cash used in operating activities was $513,830. Cash provided by investing activities was $48,983.

For the period from June 2, 2021 (inception) through September 30, 2021 the net change in cash was an increase of $15,908. Cash used in operating activities was $5,337. Cash provided by financing activities was $21,245. On October 13, 2021, we consummated the Public Offering of 10,350,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $103,500,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 464,150 Private Placement Units, at $10.00 per Private Placement Unit, to our sponsor, generating gross proceeds of $4,641,500. As of September 30, 2022, approximately $134,110 of the proceeds is held in cash and available for our general use.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual obligations

As of September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no assurances that we will consummate our recently announced business combination with Apollomics, Inc.

On September 14, 2022, we announced that we entered into a business combination agreement, dated as of September 14, 2022 with by and among the Company, Apollomics Inc., a Cayman Islands exempted company (“Apollomics”), and Project Max SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Apollomics (“Merger Sub”). The transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, on the date of the closing of the Business Combination (the “Closing”), Merger Sub will merge with and into us, with us continuing as the surviving company (the “Merger”), as a result of which we will become a wholly-owned subsidiary of Apollomics.

Upon the Closing, (i) each then issued and outstanding share of Class B common stock, par value $0.0001 per share (each, a “Founder Share”), will be converted into one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and (ii) then each share of Class A Common Stock that is issued and outstanding and has not been redeemed will be converted into the right to receive one Apollomics ordinary share designated as Class A ordinary share in Apollomics’ organizational documents, par value $0.0001 per Class A share (each, a “Post-Closing Apollomics Class A Ordinary Share”, and together with Post-Closing Apollomics Class B Ordinary Shares, “Post-Closing Apollomics Ordinary Shares”).

Each outstanding warrant to purchase Class A Common Stock (each, a “Warrant”) will become a warrant of Apollomics to purchase Post-Closing Apollomics Class A Ordinary Shares, with each such warrant exercisable for the number of Post-Closing Apollomics Class A Ordinary Shares the holder of such Warrant would have received in the Business Combination if it exercised such Warrant immediately prior to the Business Combination.

The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including the requisite approvals of our stockholders and Apollomics’ shareholders and regulatory approvals. There are no assurances that all the conditions to the Business Combination will be satisfied or satisfied within the time frames required un the Business Combination Agreement or otherwise expected. If the conditions to the Business Combination are not met (and, to extent waivable, are not waived), then, subject to the terms and conditions of the Business Combination Agreement, either the Company or Apollomics may terminate the Business Combination Agreement. The Company has until 15 months, or 18 months, as applicable from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with any PIPE transaction at the time of our initial business combination are expected to reduce the amount of the Excise Tax in connection with redemptions at such time, but if for any reason the currently contemplated PIPE transaction is substantially reduced or does not proceed on its current terms and Digital World pursues a PIPE on different terms, the number of securities redeemed may exceed the number of securities issued in any resulting PIPE transaction, and the amount of the Excise Tax could be substantial. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which PIPE issuances are not substantial. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the Trust Account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

On September 14, 2022 we, entered into a Business Combination Agreement by and among us, Apollomics, and Merger Sub, Inc. We may not be able to complete the Business Combination within the 18 month safe harbor period in the 2022 Proposed Rules. If our Business Combination is not completed, we may continue to try to complete a business combination with a different target by April 13, 2023. However, we may not be able to enter into such an agreement and complete a related Business Combination within the safe harbor period of the 2022 Proposed Rules. In that case such events, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

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
2.1

Business Combination Agreement, dated as of September 14, 2022, by and among Maxpro Capital Acquisition Corp., Apollomics Inc. and Project Max SPAC Merger Sub, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2022).

10.1

Sponsor Support Agreement, dated as of September 14, 2022, by and among Maxpro Capital Acquisition Corp., Apollomics Inc., MP One Investment LLC and the individuals party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2022).

10.2

Lock-Up Agreement, dated as of September 14, 2022, by Apollomics Inc., MP One Investment LLC and the individuals party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2022).

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

MAXPRO CAPITAL ACQUISITION CORP.

Date: November 2, 2022	/s/ Chen, Hong - Jung (Moses)
	Name:	Chen, Hong - Jung (Moses)
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2022	/s/ Gau, Wey – Chuan (Albert)
	Name:	Gau, Wey – Chuan (Albert)
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)