Form 10-K
period 2022-12-31
Maxpro Capital Acquisition Corp.
filed 2023-03-31
CIK 1874259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40857

Maxpro Capital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1015109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5/F-4, No. 89 Songren Road, Xinyi District Taipei City, Taiwan	11073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +886 2 7713 7952

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one redeemable warrant	JMACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	JMAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	JMACW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on June 30, 2022 for the Class A common stock, trading on such date, as reported on was $109,267,452.

As of March 28, 2023 there were 10,840,025 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 7, 2021;
●	“board of directors” or “board” are to the board of directors of the Company;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

ii

●	“initial public offering” are to the initial public offering that was consummated by the Company on October 13, 2021;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“MaloneBailey” are to MaloneBailey, LLP, our independent registered public accounting firm.
●	“management” or our “management team” are to our officers and directors
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement shares” are to the shares of our common stock included within the private placement units purchased by our sponsor in the private placement;
●	“private placement units” are to the units purchased by our sponsor in the private placement, each private placement unit consisting of one private placement share and one placement warrant;
●	“private placement warrants” are to the warrants included within the private placement units purchased by our sponsor in the private placement;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);
●	“Registration Statement” are to the Form S-1 filed with the SEC on July 22, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to MP One Investment LLC, a Delaware limited liability company;
●	“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $105,052,500 ($10.15 per unit) on October 13, 2021 from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the public units and the private placement units;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;
●	“we,” “us,” “Company” or “our Company” are to Maxpro Capital Acquisition Corp.;

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by our Chairman of the Board and Chief Executive Officer, Chen, Hong - Jung (Moses), our Chief Financial Officer, Gau, Wey – Chuan (Albert), and our Chief Strategy Officer, Song, Yung-Fong (Ron), who are well positioned to take advantage of the growing set of acquisition opportunities focused on healthcare and technology and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders. We have up to 18 months from the closing of our IPO, or until April 13, 2023, to consummate an initial business combination. If our initial business combination is not consummated by April 13, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Recent Developments

On September 14, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Apollomics Inc., a Cayman Islands exempted company (“Apollomics”), and Project Max SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Apollomics (“Merger Sub”). On February 9, 2023, we entered into a First Amendment to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement to provide that, with regard to the consideration to be paid to existing Apollomics shareholders, up to 3,100,000 Class A ordinary shares of Apollomics, par value $0.0001 per share (“Class A Ordinary Shares”) may be issued instead of Class B ordinary shares of Apollomics, par value $0.0001 per share (“Class B Ordinary Shares”), if the board of directors of Apollomics determines in good faith, following consultation with us, that such action is necessary or advisable to satisfy the condition set forth in Section 8.1(g) (Nasdaq Listing) of the Business Combination Agreement.

Pursuant to the Business Combination Agreement, Merger Sub will merge with and into our company, with our company surviving the merger (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other transactions contemplated by the Business Combination Agreement (“Transactions”), we will become a wholly-owned subsidiary of Apollomics, with our stockholders becoming securityholders of Apollomics.

Apollomics Inc. is an innovative clinical-stage biopharmaceutical company focused on the discovery and development of oncology therapies with the potential to be combined with other treatment options to harness the immune system and target specific molecular pathways to inhibit cancer. Apollomics currently has a pipeline of nine drug candidates across multiple programs, six of which are currently in the clinical stage of development. Apollomics’ lead programs include investigating its core product, vebreltinib (APL-101), a potent, selective c-Met inhibitor for the treatment of non-small cell lung cancer and other advanced tumors with c-Met alterations, which is currently in a Phase 2 multicohort clinical trial in the United States, and developing an anti-cancer enhancer drug candidate, uproleselan (APL-106), a specific E-Selectin antagonist that has the potential to be used adjunctively with standard chemotherapy to treat acute myeloid leukemia and other hematologic cancers, which is currently in Phase 1 and Phase 3 clinical trials in China.

On March 20, 2023, we held a special meeting of stockholders, pursuant to which our stockholders approved, among other things, a proposal to approve and adopt the Business Combination Agreement and Merger. Holders of 10,270,060 shares of our Class A common stock elected to redeem their shares. The amount that will be paid out to redeem such shares will be approximately $108.3 million based on the amount held in trust on March 28, 2023. The Business Combination was completed as of March 29, 2023.  The combined company retained the Apollomics Inc. name and its ordinary shares are listed on the Nasdaq Stock Market under the ticker symbol “APLM”.

Further information regarding Apollomics and the Transactions is set forth in our definitive proxy statement that was filed with the SEC on February 28, 2023. Investors may read such filing by going to the SEC website at www.sec.gov.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 13, 2026 the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

On March 20, 2023, Maxpro Capital Acquisition Corp. (“Maxpro”) held a special meeting of stockholders (the “Meeting”), which was called to approve the proposals relating to the entry into and consummation of the Business Combination Agreement dated as of September 14, 2022, Maxpro’s stockholders approved the Business Combination Proposal. As of December 31, 2022, the funds available for completing the initial business combination in the amount of $107.3 million. The Business Combination was completed as of March 29, 2023. We were able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022 the amount in the trust account was approximately $10.36 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by April 13, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until April 13, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by April 13, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 13, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by April 13, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 13, 2023.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $69,107 held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($69,107 as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 13, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 13, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by April 13, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 13, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by April 13, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by April 13, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 13, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Our executive offices are located at located at 5/F-4, No. 89, Songren Road, Xinyi District, Taipei City, Taiwan 11073, and our telephone number is +886 2 7713 7952. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

On March 28, 2023, there were 2 holders of record of our units, 4 holders of record of our shares of Class A common stock and 1 holder of record of our warrants.

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

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

In October 2021, we consummated our initial public offering of 10,350,000 units, including 1,350,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one public warrant, with each public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $103,500,000.

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

Overview

We were formed on June 2, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our IPO in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from June 2, 2021 (inception) through December 31, 2022, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On October 13, 2021, we consummated the IPO of 10,350,000 Public Units, at a price of $10.00 per Public Unit, generating gross proceeds of $103,500,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) in which the Sponsor, MP One Investment LLC, purchased 464,150 private units (the “Private Placement Units”) at a price of $10.00 per Private Unit, generating total proceeds of $4,641,500.

Upon the closing of the IPO and associated private placements, $105,052,500 of cash was placed in the Trust Account, $1,811,250 was paid in underwriter’s commissions and $990,311 of cash was held outside of the Trust Account and was available for the repayment of advances from the Sponsor, payment of expenses related to the IPO and subsequent working capital purposes.

We cannot assure you that our plans to complete our Initial Business Combination will be successful. If we are unable to complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the Sponsor’s election in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $1,035,000 for each three month extension, into the Trust Account, or as extended by our stockholders in accordance with our second amended and restated certificate of incorporation), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and our board of directors, liquidate and dissolve. The date by which we must complete an initial business combination has been extended twice, to April

13, 2023, and an additional $2,070,000 has been deposited into the Trust Account in connection with such extensions. In the event of liquidation, the holders of the founder shares and Placement Units will not participate in any redemption distribution with respect to their founder shares or Placement Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

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

On March 20, 2023, we held a special meeting of stockholders, pursuant to which our stockholders approved, among other things, a proposal to approve and adopt the Business Combination Agreement and Merger. Holders of 10,270,060 shares of our Class A common stock elected to redeem their shares. The amount that will be paid out to redeem such shares will be approximately $108.3 million based on the amount held in trust on March 28, 2023. The Business Combination was completed as of March 29, 2023. The combined company retained the Apollomics Inc. name and its ordinary shares are listed on the Nasdaq Stock Market under the ticker symbol “APLM”.

Further information regarding Apollomics and the Transactions is set forth in our definitive proxy statement that was filed with the SEC on February 28, 2023. Investors may read such filing by going to the SEC website at www.sec.gov.

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

Qualified Summary

The sections above describing the Business Combination Agreement, the Sponsor Support Agreement and the Lock-Up Agreement do not purport, and are not intended, to describe all of the terms and conditions thereof. The foregoing summary is qualified in its entirety by reference to the complete text of the Business Combination Agreement, the Sponsor Support Agreement and the Lock-Up Agreement, copies of each of which are attached hereto as Exhibits 2.1, 10.10 and 10.11, respectively.

For more information relating to the Business Combination and the agreements described above, please see the Form 8-K filed by the Company on September 14, 2022.

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

On January 13, 2023, Maxpro amended and restated the Sponsor Note (the “Amended Sponsor Note”) in its entirety solely to increase the principal amount thereunder from $1,035,000 to $1,552,500 in connection with the Second Extension (as defined below). The Amended Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which Maxpro’s initial business combination is consummated and (ii) the liquidation of Maxpro on or before April 13, 2023 (or such later liquidation date as may be approved by Maxpro’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Amended Sponsor Note may be converted into units of Maxpro (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Amended Sponsor Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

Also on January 13, 2023, Maxpro issued a promissory note (the “Apollomics Note”) in the principal amount of $517,500 in connection with the Second Extension. The Apollomics Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which Maxpro’s initial business combination is consummated and (ii) the liquidation of Maxpro on or before April 13, 2023 (or such later liquidation date as may be approved by Maxpro’s stockholders).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $677,486, which consists of expenses of $1,804,650 and income tax provision of $94,781 offset by interest income on marketable securities held in the Trust Account of $1,221,948.

For the period from June 2, 2021 (inception) through December 31, 2021, we had a net loss of $177,386, which consists of expenses of $185,572 offset by interest on securities held in the trust account of $8,186.

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

For the year ended December 31, 2022, net cash used in operating activities was $878,833. Net cash used in operations was as a result of the net loss was $677,483, interest income of $1,020,598 and changes in operating assets and liabilities used $921,890 of cash from operating activities.

For the year ended December 31, 2022, net cash used in investing activities of $986,017 was the result of the amount of net proceeds from Extension deposits and cash withdrawn from Trust Account to pay for taxes.

For the year ended December 31, 2022, net cash provided by financing activities of $1,335,000 was comprised $1,335,000 proceeds from related party advances.

As of December 31, 2022, we had investments of $107,268,651 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the year ended December 31, 2022, we withdraw $48,983 of interest earned on the Trust Accounts to pay our taxes.

As of December 31, 2022, we had cash of $69,107 outside of the Trust Account. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On October 13, 2022, we issued a promissory note (the “Sponsor Note”) in the principal amount of $1,035,000 to the Sponsor in connection with the First Extension. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which Maxpro’s initial business combination is consummated and (ii) the liquidation of Maxpro on or before January 13, 2023 (unless extended to April 13, 2023 in connection with a second three-month extension pursuant to Maxpro’s governing documents, or such later liquidation date as may be approved by Maxpro’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Sponsor Note may be converted into units of Maxpro (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

On January 13, 2023, Maxpro amended and restated the Sponsor Note (the “Amended Sponsor Note”) in its entirety solely to increase the principal amount thereunder from $1,035,000 to $1,552,500 in connection with the Second Extension. The Amended Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which Maxpro’s initial business combination is consummated and (ii) the liquidation of Maxpro on or before April 13, 2023 (or such later liquidation date as may be approved by Maxpro’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Amended Sponsor Note may be converted into units of Maxpro (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Amended Sponsor Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Practices

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 28, 2023, our directors and officers are as follows:

Name	Age	Position
Chen, Hong - Jung (Moses)	63	Chairman, Chief Executive Officer and Director
Gau, Wey – Chuan (Albert)	62	Chief Financial Officer and Director
Song, Yung-Fong (Ron)	62	Chief Strategy Officer
Chen, Yi - Kuei (Alex)	54	Director
Wu, Soushan	73	Director
Noha Georges	49	Director

The experience of our directors and executive officers is as follows:

Chen, Hong - Jung (Moses) has been our Chairman, Chief Executive Officer and Director since inception. Mr. Chen has been Managing Director of Maxpro Ventures Ltd. since May 2018, which is an investment firm focused on breakthrough biomedical technology companies. Previously, from October 2014 to January 2017, he worked as Vice President and Acting Chief Operating Officer for SyneuRx International Corp., in Taiwan, where he was responsible for supervising the company’s daily operation and personally interacting with VC representatives and private investors. He has more than 20 years of experience in formulating and implementing basic research and preclinical development strategies for small molecules, biologics and cell therapy, he is also experienced in advancing drug candidates from discovery to nomination for IND and development. He has filed 14 INDs with 2 Breakthrough Therapy Designation awards from the US FDA and supported clinical development for multiple therapeutic areas including psychiatry, neurology, autoimmune, metabolic disorders, inflammation and peripheral artery disease. Mr. Chen received his Ph.D. in Microbiology and Molecular Genetics from Rutgers, The State University of New Jersey and The University of Medicine and Dentistry of New Jersey. He did his postdoctoral training in neuroscience at California Institute of Technology. We believe Mr. Chen is well-qualified to serve as a member of our board of directors due to his experience in the healthcare industry and his contacts and relationships.

Gau, Wey – Chuan (Albert) has been our Chief Financial Officer and Director since inception. Mr. Gau has worked at Chuan Jhih CPA Firm in Taiwan as a practicing CPA since February 2021. He worked as a Consultant at KPMG in Taiwan from February 2021 to January 2023 and was previously a Partner of the Audit Department at KPMG from July 1998 to January 2021, where he provided accounting, financial audit, tax certification and consulting services. He has provided audit and tax services for KPMG international and local public clients for 30 years, he is familiar with US GAAP, IFRS and US SOX Act related areas. He has also provided consultancy services for IPO, domestic and overseas fund raising, financial and tax planning, organization restructuring, mergers and acquisitions, financial and accounting due diligence work, ESG, ORSA (Own Risk and Solvency Assessment), risk management, internal audit and control advice and examination, IFRS 17, IFRS 9 and other IFRSs and US GAAP adoption. Albert holds a Ph.D. in Accounting from School of Business at Renmin University of China and an MBA from Baruch College, City University of New York. We believe that Mr. Gau is well-qualified to serve as a member of our board of directors due to his accounting experience and his contacts and relationships.

Song, Yung-Fong (Ron) has been our Chief Strategy Officer and has served as a Venture Partner with Maxpro Ventures Ltd. since June 2021. In addition, he served as a Managing Director with LeadSun Investment Company Ltd. from November 2020 to May 2021. Mr. Song has been an Independent Director of President Securities Corporation since June 2018, and was the senior executive vice president and Chief Investment Officer of Chung Hwa Telecom Corp. from August 2017 to October 2018. From January 2017 to August 2017, he was the President of Chung Hwa Investment Company. Prior to that, he was the Taiwan Chairman of CIMB Advisory Limited. From May 2008 to December 2010, Mr. Song was Head of Global Banking at Deutsche Bank AG, HK Branch/Taiwan Branch. From July 1998 to March 2008, he was Vice Chairman and Head of Marketing and Corporate Finance of ABN AMRO Bank. Before that, from April 1997 to June 1998, he served as Executive Director in Investment Banking at Goldman Sachs Taiwan. From January 1995 to March 1997, Mr. Song was the Director and Head of Corporate Finance at SG Warburg Taiwan. From March 1993 to December 1995, Mr. Song was Vice President in Investment Banking for Paribas Capital Markets. Mr. Song currently serves on the board of directors of President Securities Company. Mr. Song earned his BA from National Taiwan University in June 1983 and his MBA from the University of Iowa in 1987. We believe Mr. Song’s extensive experience in the financial industry brings great value to us.

Chen, Yi - Kuei (Alex) has been an Independent Director since July 2021. Mr. Chen, with backgrounds in biotechnology and venture capital, is the co-founder and managing director of Maxpro Ventures Ltd. since 2013. Mr. Chen’s professional expertise in asset management has led to his successful execution of more than 60 private equity investment transactions in the USA and the Asia-Pacific region. Prior to co-founding Maxpro Ventures Ltd., Mr. Chen was Senior Director of Integral Group from July 2012 to September 2013 where he was jointly in charge of Integral’s Asian transaction process, managed its Shanghai brand, and served as board member of multiple portfolio companies such as Generon Corporation, FusionVax, Inc., and BioLite Inc. From April 1999 to June 2012, Mr. Chen held various senior management positions in the investment division at Central Investment Holdings. During that period, his successful investments included Tanox and Biopure, to name just a few. In addition, Mr. Chen has served as a director of Maxpro Investment Co., Ltd, a venture capital fund since May 2015, Maxpro Capital Management Ltd., a management company since May 2015, Vertex Ventures Ltd., a management company, since October 2017 and Crystal Capital Management Ltd., a management company, since October 2018. Mr. Chen received an MBA from Syracuse University and an MS from the University of Minnesota. We believe that Mr. Chen is well-qualified to serve as a member of our board of directors due to his extensive experience in the biotechnology industry and venture capital industry and his contacts and relationships.

Wu, Soushan has been an Independent Director since July 2021. Mr. Wu has been the chair professor of the National Taiwan Normal University since August 2011 and currently the Chief Independent Director of Citi (Taiwan) since June 2019. Prior his role at Citi in Taiwan, from May 2016 to May 2019 Mr. Wu worked as an independent director of YuanTa Financial Holding where he also served as the Chairman of the audit committee. From February 2013 to December 2015, Mr. Wu served as the Chairman of the Taiwan GreTai Securities Market, now known as the Taipei Exchange. From February 2011 to August 2013, Mr. Wu was appointed Chairman at Securities and Futures Institute of Taiwan (“SFI”). During his chairmanship of the Taipei Exchange and SFI, Mr. Wu also set up the mechanism that strongly supports the development of the International Debt Market, and launched the SME Go-Funding zone with the Go-Incubation Board for startup firms in the Taipei Exchange in Taiwan. From August 2000 to January 2011, Mr. Wu served as Dean of College of Management at Chang Gung University. Before that from 1984 to 2000, he was professor at National ChiaoTung University. Mr. Wu devoted more than 30 years of experience in the academic field with an emphasis in the fields of accounting, finance and information management. As to the biomedical industry, Mr. Wu acquired some experience from Energenesis Biomedical Co. Ltd back in 2019 and from the Bristol (Taiwan) as a consult during 1976 to 1979. Mr. Wu earned a Ph.D. in Finance from the University of Florida in February 1984. We believe that Mr. Wu is well-qualified to serve as a member of our board of directors due to his extensive experience in the securities and financial industries, as well as his accounting experience, and his contacts and relationships.

Noha Georges has been an Independent Director since July 2021 and the Head of Public Relations & Influence - Qatar at Ogilvy since December 2021. She served as a managing director at Deloitte LLP from June 2019 to December 2021. Prior to her role at Deloitte LLP, from June 2016 to June 2019, Ms. Georges was the Chief Marketing, Communications and Pro Bono Officer for Risk and Financial Advisory (RFA) Business at Deloitte LLP In addition, from August 2015 to May 2019, Ms. Georges served as the Chief Communications Officer to Deloitte LLP’s Chairman of the Board. Prior to that from January 2013 to October 2016, Ms. George served as the strategy and communications officer at the Office of Chief Risk, Reputation and Regulatory Affairs Managing Partner at Deloitte LLP. From September 2012 to December 2016, Ms. George was a reputational risk sensing leader at Deloitte LLP. From August 2010 to September 2015, Ms. George served as a public policy leader in government relations at Deloitte LLP. Before that, Ms. George served as the President of Elan International from 2007 to 2010. Ms. George earned her Bachelor of Arts degree from American University. We believe Ms. Georges is well-qualified to serve as a member of our board of directors due to her extensive experience in risk identification and management as well as advising boards of directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 13,427,525 shares of our common stock, consisting of (i) 10,840,025 shares of our Class A common stock, and (ii) 2,587,500 shares of our Class B common stock, issued and outstanding as of March 28, 2023. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A		Class B
	Common Stock		Common Stock		Approximate
					Percentage
	Number of		Number of		of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned(2)	of Class	Stock
MP One Investment LLC (1)(2)	464,150	4.3%	2,482,500	95.9%	21.9%
Chen, Hong - Jung (Moses) (1)(2)	464,150	4.3%	2,512,500	95.9%	22.2%
Gau, Wey – Chuan (Albert) (1)	—	—	30,000	1.2%	*
Song, Yung-Fong (Ron) (1)(2)	464,150	4.3%	2,497,500	95.9%	22.1%
Chen, Yi - Kuei (Alex) (1)	—	—	10,000	*	*
Wu, Soushan (1)	—	—	10,000	*	*
Noha Georges(1)	—	—	10,000	*	*
All executive officers and directors as a group (six individuals)	464,150	4.3%	2,587,500	100.0%	22.7%
D. E. Shaw Valence Portfolios, L.L.C. (3)	811,308	7.5%	—	—	6.0%
D.E. Shaw Oculus Portfolios, L.L.C. (3)	811,308	7.5%	—	—	6.0%
D. E. Shaw & Co., L.L.C. (3)	811,308	7.5%	—	—	6.0%
D. E. Shaw & Co., L.P. (3)	811,308	7.5%	—	—	6.0%
David E. Shaw (3)	811,308	7.5%	—	—	6.0%
Weiss Asset Management LP (4)	671,100	6.2%	—	—	5.0%
WAM GP LLC (4)	671,100	6.2%	—	—	5.0%
Andrew M. Weiss, Ph. D (4)	671,100	6.2%	—	—	5.0%
Karpus Investment Management (5)	1,121,320	10.3%	—	—	8.4%
Periscope Capital Inc. (6)	809,564	7.5%	—	—	6.0%

*less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Maxpro Capital Acquisition Corp., 5/F-4, No. 89, Songren Road, Xinyi District, Taipei City, Taiwan 11073.
(2)	MP One Investment LLC, our sponsor, is the record holder of the securities reported herein. MP One Investment LLC is controlled by Chen, Hong - Jung (Moses), Maxpro’s Chairman and Chief Executive Officer, and Song, Yung-Fong (Ron), Maxpro’s Chief Strategy Officer. By virtue of this relationship, Chen, Hong - Jung (Moses) and Song, Yung-Fong (Ron) may be deemed to share beneficial ownership of the securities held of record by the Sponsor. Chen, Hong - Jung (Moses) and Song, Yung-Fong (Ron) each disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(3)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G/A on February 14, 2023 and consists of 811,308 shares of Maxpro Class A Common Stock. To the best of Maxpro’s knowledge, D. E. Shaw Valence Portfolios, L.L.C., D.E. Shaw Oculus Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw own and control 7.8% of the outstanding Public Shares. The address of D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D.E. Shaw Oculus Portfolios, L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(4)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G on February 11, 2022 and consists of 671,100 shares of Maxpro Class A Common Stock. To the best of Maxpro’s knowledge, Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss, Ph.D. own and control 6.2% of the outstanding Public Shares. The address of Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss, Ph.D. is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.
(5)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G/A on February 14, 2023 and consists of 1,121,320 shares of Maxpro Class A Common Stock. To the best of Maxpro’s knowledge, Karpus Management, Inc., d/b/a Karpus Investment Management owns and controls 10.8% of the outstanding Public Shares. The address of Karpus Management, Inc., d/b/a Karpus Investment Management is 183 Sully’s Trail, Pittsford, New York 14534.
(6)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G/A on February 13, 2023 and consists of 809,564 shares of Maxpro Class A Common Stock. To the best of Maxpro’s knowledge, Periscope Capital Inc. owns and controls 7.8% of the outstanding Public Shares. The address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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

Simultaneously with the closing of our initial public offering on October 13, 2021, our sponsor purchased an aggregate of 464,150 private placement units at a price of $10.00 per private placement unit, for an aggregate purchase price of $4,641,500. Each private placement unit consists of one share of Class A common stock and one redeemable private placement warrant. Each whole private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the private placement units were added to the proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by April 13, 2023, the proceeds from the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement units and all underlying securities will expire worthless.

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

On June 30, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. Pursuant to the terms of our promissory note, we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) October 31, 2021 and (ii) the completion of our initial public offering. As of December 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

On October 13, 2022, we issued a promissory note (the “Sponsor Note”) in the principal amount of $1,035,000 to the Sponsor in connection with the First Extension. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which Maxpro’s initial business combination is consummated and (ii) the liquidation of Maxpro on or before January 13, 2023 (unless extended to April 13, 2023 in connection with a second three-month extension pursuant to Maxpro’s governing documents, or such later liquidation date as may be approved by Maxpro’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Sponsor Note may be converted into units of Maxpro (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

On January 13, 2023, Maxpro amended and restated the Sponsor Note (the “Amended Sponsor Note”) in its entirety solely to increase the principal amount thereunder from $1,035,000 to $1,552,500 in connection with the Second Extension. The Amended Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which Maxpro’s initial business combination is consummated and (ii) the liquidation of Maxpro on or before April 13, 2023 (or such later liquidation date as may be approved by Maxpro’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Amended Sponsor Note may be converted into units of Maxpro (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Amended Sponsor Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

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

Audit Fees. The fees for our independent registered public accounting firm were $97,500 and $72,500 for December 31, 2022 and December 31, 2021 respectively, for the services MaloneBailey performed in connection with our initial Business Combination, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. The fees for our independent registered public accounting firm were $5,000 and $0 for December 31, 2022 and December 31, 2021 respectively, for the services MaloneBailey performed in connection with tax compliance.

All Other Fees. For the year ended December 31, 2022 and December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Maxpro Capital Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Maxpro Capital Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from June 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from June 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2021.

Houston, Texas

March 31, 2023

MAXPRO CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash	$69,107	$598,957
Marketable securities held in Trust Account	107,268,651	—
Prepaid expenses and other current assets	—	153,986
Total Current Assets	107,337,758	752,943

Marketable securities held in Trust Account	—	105,060,686
Total Assets	$107,337,758	$105,813,629

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$806,026	$34,195
Accrued income tax	94,781	—
Deferred underwriting commission	3,622,500	—
Note payable - sponsor	1,335,000	—
Total Current Liabilities	5,858,307	34,195

Deferred underwriting commission	—	3,622,500
Total Liabilities	5,858,307	3,656,695

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 10,350,000 shares (at $10.34 on December 31, 2022 and $10.15 on December 31, 2021 per share)	107,019,421	105,052,500

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 490,025 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	49	49
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,587,500 shares issued and outstanding	259	259
Additional paid-in capital	—	—
Accumulated deficit	(5,540,278)	(2,895,874)
Total Shareholders' Deficit	(5,539,970)	(2,895,566)
Total Liabilities and Shareholders' Deficit	$107,337,758	$105,813,629

The accompanying notes are an integral part of the financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the	Period from
	Twelve Months Ended	June 2, 2021 (inception)
	December 31, 2022	Through December 31, 2021
EXPENSES
Administrative fee - related party	$120,000	$30,000
General and administrative	1,684,650	155,572
Total Expenses	1,804,650	185,572

Other income
Investment income earned on investments held in the Trust Account	1,221,948	8,186
Total other income	1,221,948	8,186

Net loss before income taxes	(582,702)	(177,386)
Income tax expense	(94,781)	—
Net loss attributable to common stock	$(677,483)	$(177,386)

Weighted average number of Class A common stock outstanding, basic and diluted	10,840,025	4,039,443
Basic and diluted net loss per Class A common stock	$(0.05)	$(0.03)

Weighted average number of Class B common stock outstanding, basic and diluted	2,587,500	2,245,755
Basic and diluted net loss per Class B common stock	$(0.05)	$(0.03)

The accompanying notes are an integral part of the financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2021	490,025	$49	2,587,500	$259	$—	$(2,895,874)	$(2,895,566)

Net loss	—	—	—	—	—	(677,483)	(677,483)

Remeasurement of common stock subject to possible redemption	—	—	—	—	—	(1,966,921)	(1,966,921)
Balance as of December 31, 2022	490,025	$49	2,587,500	$259	$—	$(5,540,278)	$(5,539,970)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of June 2, 2021	—	—	—	$—	$—	$—	$—

Issuance of Founder shares to Sponsor	—	—	2,587,500	259	24,741	—	25,000

Sale of Class A ordinary shares	10,350,000	1,035	—	—	103,498,965	—	103,500,000

Deferred underwriting commission	—	—	—	—	(3,622,500)	—	(3,622,500)

Underwriting costs	—	—	—	—	(3,762,180)	—	(3,762,180)

Sale of Private Placement Units to Sponsor	464,150	46	—	—	4,641,454	—	4,641,500

Class A ordinary shares issued to Representative	25,875	3	—	—	(3)	—	—

Shares subject to redemption	(10,350,000)	(1,035)	—	—	(103,498,965)	—	(103,500,000)

Remeasurement adjustment to redemption value	—	—	—	—	2,718,488	(2,718,488)	—

Net loss	—	—	—	—	—	(177,386)	(177,386)

Balance as of December 31, 2021	490,025	$49	2,587,500	$259	$—	$(2,895,874)	$(2,895,566)

The accompanying notes are an integral part of the financial statements.

MAXPRO CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period From June 2,
	For the	2021 (inception)
	Year Ended	Through
	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net loss	$(677,483)	$(177,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(1,221,948)	(8,186)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	153,986	(153,986)
Accrued income tax	94,781	—
Accounts payable and accrued expenses	771,831	34,195
Net cash used in operating activities	(878,833)	(305,363)

Cash flows from investing activities
Deposit to Trust Account	(1,035,000)	(105,052,500)
Withdrawal from Trust Account for taxes	48,983	—
Net cash used in investing activities	(986,017)	(105,052,500)

Cash flows from financing activities
Proceeds from sales of Units in Public Offering, net of underwriting fee	—	101,688,753
Proceeds from sale of Private Placement Units	—	4,641,497
Proceeds from note payable	—	108,666
Repayment of note payable	—	(108,666)
Proceeds from related party advances	1,335,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds of offering costs	—	(398,430)
Net cash provided by financing activities	$1,335,000	$105,956,820

Net change in cash	(529,850)	598,957
Cash at beginning of period	598,957	—
Cash at end of period	$69,107	$598,957

Non-cash financing activities:
Initial redemption value of Class A shares	$—	$3,622,500
Deferred underwriter's commission	$—	$105,052,500
Remeasurement of Class A common stock subject to redemption	$1,966,921	$2,718,488

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from June 2, 2021 (inception) through December 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On September 14, 2022, the Company, entered into a Business Combination Agreement (the "Business Combination Agreement") by and among the Company, Apollomics Inc., a Cayman Islands exempted company ("Apollomics"), and Project Max SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Apollomics ("Merger Sub"). The Closing is expected to occur in the first quarter of 2023.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Investments held in Trust Account

At December 31, 2022 and December 31, 2021, the Company had $107,268,651 and $105,060,686, respectively, in treasury investments held in the Trust Account. The Company's investments held in the Trust Account are comprised of U.S. government securities and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $107,019,421 and $105,052,500 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The change of $1,966,921 is due to remeasurement, which is recorded in shareholders' deficit.

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

The following table reflects the calculation of basic and diluted net loss per share of common stock.

			For the period	For the period
	For the	For the	From June 2, 2021	From June 2, 2021
	Year Ended	Year Ended	(Inception) Through	(Inception) Through
	December 31, 2022	December 31, 2022	December 31, 2021	December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(546,931)	$(130,552)	$(114,004)	$(63,382)
Denominator:
Basic and diluted weighted average common stock outstanding	10,840,025	2,587,500	4,039,443	2,245,755
Basic and diluted net loss per share of common stock	$(0.05)	$(0.05)	$(0.03)	$(0.03)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Income Tax Expense for 2022 and 2021 was $94,781 and $0, respectively. The Net Operating Loss for tax purposes in 2022 and 2021 was $0 and $17,762, respectively. The Deferred Tax Asset was approximately $17,091 and $33,521 with valuation allowances of $17,091 and $33,521 for 2022 and 2021, respectively. The Net Deferred Tax Asset was $0 in both 2022 and 2021.

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards, and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. For the years ended December 31, 2022 and 2021, we recorded a full valuation allowance due to historical losses before income taxes which reduced management's ability to rely on future expectations of income.

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

The federal and state statutes of limitation for assessment of tax liability generally lapse within three years after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized. As of December 31, 2022, we do not have any open exams; however, all tax years are subject to examination by the Internal Revenue Service.

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

NOTE 5.     RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended December 31, 2021, the Sponsor purchased 2,587,500 of the Company’s Class B common stock (the “Founder Shares”) in exchange for $25,000. The Founder Shares include an aggregate of up to 337,500 shares subject to forfeiture to the extent that the underwriters’ overallotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The 337,500 Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter. On July 6, 2021, the Sponsor transferred 30,000 shares to Chen, Hong-Jung (Moses), 30,000 shares to Gau, Wey-Chuan (Albert), 10,000 shares to Chen, Yi-Kuei (Alex) and 10,000 shares to Wu, Soushan. On July 29, 2021 the Sponsor transferred 15,000 shares to Song, Yung-Fong (Ron) and 10,000 shares to Noha Georges. As of December 31, 2022 and December 31, 2021, the Sponsor owned 2,482,500 Founder Shares.

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

Promissory Note — Related Party

On June 30, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) October 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended December 31, 2021, the Company borrowed $108,666 and at the consummation of the Initial Public Offering paid $108,666. The Promissory Note is still outstanding, but the Company cannot draw against it. As of December 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, the Company incurred and paid fees of $120,000, pursuant to the agreement. $30,000 were incurred and paid for the period from June 2, 2021 (inception) to December 31, 2021.

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

On November 23, 2022, the Company issued a promissory note (the "Note") in the principal amount of $500,000 to the Sponsor in connection for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company's initial business combination is consummated and (ii) the liquidation of the Company on or before January 13, 2023 (unless extended to April 13, 2023 in connection with a second three-month extension pursuant to the Company's governing documents, or such later liquidation date as may be approved by the Company's stockholders). As of December 31, 2022, there were $300,000 outstanding from this working capital Note.

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

On October 14, 2022, the Sponsor deposited a payment in the aggregate amount of $1,035,000 (representing $0.10 per public share) (the "Extension Payment") into the Company's trust account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from October 13, 2022 to January 13, 2023 (the "Extension"). The Extension is the first of two three-month extensions permitted under the Company's governing documents and provides the Company with additional time to complete its initial business combination.

On January 13, 2023, the Company issued a promissory note in the principal amount of $517,500 in connection with the Second Extension. See Note 8.

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

NOTE 7.     SHAREHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 490,025 shares of Class A common stock issued or outstanding. In addition, as of December 31, 2022 and December 31, 2021, there were 10,350,000 Class A common stock in temporary equity on the accompanying balance sheet.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 2,587,500 shares of Class B common stock issued and outstanding so that the number of Founder Shares equals 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into shareholders' agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8.     SUBSEQUENT EVENTS

On January 13, 2023, the Company amended and restated the Sponsor Note (the “Amended Sponsor Note”) in its entirety solely to increase the principal amount thereunder from $1,035,000 to $1,552,500 in connection with the Second Extension (as defined below). The Amended Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before April 13, 2023 (or such later liquidation date as may be approved by the Company’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Amended Sponsor Note may be converted into units of the Company (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Amended Sponsor Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

Also on January 13, 2023, the Company issued a promissory note (the “Apollomics Note”) in the principal amount of $517,500 in connection with the Second Extension. The Apollomics Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before April 13, 2023 (or such later liquidation date as may be approved by Maxpro’s stockholders). The issuances of the Amended Sponsor Note and the Apollomics Note were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 9, 2023, the Company and Apollomics entered into a First Amendment to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement to provide that, with regard to the consideration to be paid to existing Apollomics shareholders, up to 3,100,000 Class A ordinary shares of Apollomics, par value $0.0001 per share (“Class A Ordinary Shares”) may be issued instead of Class B ordinary shares of Apollomics, par value $0.0001 per share (“Class B Ordinary Shares”), if the board of directors of Apollomics determines in good faith, following consultation with the Company, that such action is necessary or advisable to satisfy the condition set forth in Section 8.1(g) (Nasdaq Listing) of the Business Combination Agreement.

On March 20, 2023, the Company held a special meeting of stockholders (the “Meeting”), which was called to approve the proposals relating to the entry into and consummation of the Business Combination Agreement dated as of September 14, 2022 (as amended by that certain First Amendment to the Business Combination Agreement, dated as of February 9, 2023, the “Business Combination Agreement”). At the Meeting the stockholders approved the Business Combination. In connection with the Business Combination, holders of 10,270,060 shares of the Company's Class A common stock exercised their right to redeem their shares.

The Business Combination was completed on March 29, 2023.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 7, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
2.1	Business Combination Agreement, dated as of September 14, 2022, by and among Maxpro Capital Acquisition Corp., Apollomics Inc. and Project Max SPAC Merger Sub, Inc. (3)
2.2	First Amendment to the Business Combination Agreement. (4)
3.1	Second Amended and Restated Certificate of Incorporation. (2)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 7, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
10.1	Letter Agreement, dated October 7, 2021, among the Company, MP One Investment LLC and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated June 30, 2021, issued to MP One Investment LLC (1)
10.3	Investment Management Trust Agreement, dated October 7, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated October 7, 2021, among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated October 7, 2021, by and between the Company and Maxpro Capital Management LTD. (2)
10.6	Placement Unit Purchase Agreement, dated October 7, 2021, between the Company and MP One Investment LLC. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Amended and Restated Promissory Note, dated January 13, 2023, between the Company and MP One Investment LLC (5)
10.9	Promissory Note, dated January 13, 2023, between the Company and Apollomics Inc. (5)
10.10	Sponsor Support Agreement, dated September 14, 2022, by and among the Company, MP One Investment LLC, and the directors and executive officers of the Company (3)
10.11	Lock-Up Agreement, , dated September 14, 2022 by and among MP One Investment LLC, and the directors and executive officers of MP One Investment LLC (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*      Filed herewith.

**    Furnished herewith.

(1)   Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 5, 2021.

(2)   Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 14, 2021.

(3)   Incorporated by reference to the Company's Form 8-K, filed with the SEC on September 14, 2022.

(4)   Incorporated by reference to the Company's Form 8-K, filed with the SEC on February 10, 2023.

(5)   Incorporated by reference to the Company's Form 8-K, filed with the SEC on January 13, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Maxpro Capital Acquisition Corp.

	By:	/s/ Chen, Hong - Jung (Moses)
	Name:	Chen, Hong - Jung (Moses)
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chen, Hong - Jung (Moses)	Chief Executive Officer and Chairman	March 31, 2023
Chen, Hong - Jung (Moses)	(Principal Executive Officer and Principal Financial and Accounting Officer)